Form 10-K
period 2007-12-31
Morgan Stanley ABS Capital I Inc. Trust 2007-HE3
filed 2008-03-31
CIK 1390482

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-130694-21

              Morgan Stanley ABS Capital I Inc. Trust 2007-HE3
          (Exact name of Issuing Entity as specified in its Charter)

                      Morgan Stanley ABS Capital I Inc.
           (Exact name of depositor as specified in its Charter)


      Morgan Stanley Mortgage Capital Holdings LLC, successor-in-interest by merger to Morgan Stanley Mortgage Capital Inc.
              (Exact name of sponsor as specified in its Charter)

                                          Pooling Tier REMIC-1 20-8525425
                                          Pooling Tier REMIC-2 20-8525462
                                              Lower-Tier REMIC 20-8525507
                                              Upper-Tier REMIC 20-8525545
                                                 Class X REMIC 20-8525583
                   New York                      Grantor Trust 20-7286456
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number
               of issuing entity)                        of issuing entity)

          c/o Deutsche Bank National Trust Company
          1761 East St. Andrew Place
          Santa Ana, California                                  92705
 (Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing Entity's telephone number, including area code:
                               (714) 247-6000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:

                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment
     to this Form 10-K.         Not Applicable.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X] (Do not Check if a smaller reporting company) Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter


     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     See Item 15(a).

                                     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

                                     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

              ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial
     Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Information.

     No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

     Item 1115(b) of Regulation AB, Certain Derivative Instruments.

     Morgan Stanley Capital Services Inc. provides an interest rate swap derivative instrument for the issuing entity. No additional disclosure is necessary because the significance percentage for the interest rate swap is less than 10%.

     Item 1117 of Regulation AB, Legal Proceedings.

     Legal Proceedings Regarding Morgan Stanley Mortgage Capital Holdings LLC

     In addition to the matters described below, in the normal course of business, Morgan Stanley Mortgage Capital Holdings LLC ("the Company") has been named, from time to time, as a defendant in various legal actions. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

     Regulatory and Governmental Investigations: The Company and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, securitization and/or servicing of subprime and non-subprime residential mortgages and related issues.

     Civil Litigation re American Business Financial Services, Inc. The
     Company has been named as one of a number of defendants in a matter styled Miller v. Santilli, et al., which is pending in the Court of Common Pleas for Philadelphia County, Pennsylvania. The complaint in this action was filed on July 13, 2006 and is being brought by the bankruptcy trustee for American Business Financial Services, Inc.
     ("ABFS"). The complaint alleges, inter alia, that the Company, certain of the Company's affiliates, and various other financial institutions deepened the insolvency of ABFS, and aided and abetted fraud and breaches of fiduciary duties committed by certain former officers and directors of ABFS, by providing warehouse loans to ABFS and participating in securitization transactions with ABFS. The complaint seeks damages in excess of $750 million. The deepening insolvency claim has been dismissed, and the case is currently in discovery.

     Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana.
     On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted the Company's motion to compel arbitration in Bauer, et al., v. Dean Morris, et al. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services's motion to compel arbitration in Patterson, et al., v. Dean Morris, et al. At the present time, neither plaintiff has initiated arbitration.

     Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company's subsidiary, Saxon Mortgage, Inc. ("Saxon Mortgage") engaged in unlawful practices in originating and servicing the plaintiffs' loans. During the second quarter of 2006, the court granted the Saxon Mortgage's motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.

     Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540. The plaintiffs allege that the putative class members were not credited properly for payments made on their mortgage loans which were allegedly collected by non-affiliated intermediary entities and forwarded to the servicer defendants. Saxon Mortgage Services services two loans for putative class members. Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.

     Legal Proceedings Regarding Saxon Mortgage Services, Inc.

     Because Saxon Mortgage Services, Inc. ("Saxon") and its affiliates are subject to many laws and regulations, including but not limited to federal and state consumer protection laws, it is regularly involved in numerous lawsuits filed against it, some of which seek certification as class action lawsuits on behalf of similarly situated individuals.

     Saxon and/or its affiliates are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding Saxon's and/or its affiliates businesses, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

     Saxon contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, Saxon cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the following matters are potentially material to the financial condition of Saxon.

     Regulatory and Governmental Investigations: Saxon and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, and/or servicing of subprime and non-subprime residential mortgages and related issues.

     Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On January 26, 2005, the plaintiffs filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted Saxon's motion to compel arbitration and stayed the court proceedings as to named plaintiffs
     Keenan and Karen Duckworth in Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services's motion to compel arbitration and stayed the court proceedings as to named plaintiff Debra Herron in Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District
     Court for the Parish of Orleans, State of Louisiana. The court subsequently remanded the underlying court proceedings in both the Bauer and Patterson cases to the Civil District Court for the Parish of Orleans, State of Louisiana. At the present time, neither plaintiff has initiated arbitration.

     Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540. The matter was subsequently removed to the United States District Court for the Eastern District of Pennsylvania as Civil Action No. 2:07-cv-04328-JG. The plaintiffs filed an Amended Complaint on October 9, 2007 naming Saxon as
     a defendant.   The plaintiffs allege that the putative class members
     were not credited properly for payments made on their mortgage loans which were allegedly collected by non-affiliated intermediary entities and forwarded to the servicer defendants. Saxon services two loans for putative class members. The plaintiffs subsequently voluntarily dismissed all named plaintiffs except for the Jones's. Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.

     Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that Saxon's affiliate, Saxon Mortgage, Inc. ("Saxon Mortgage") engaged in unlawful practices in originating and servicing the plaintiffs' loans. During the second quarter of 2006, the court granted the Saxon Mortgage's motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.

     Legal Proceedings Regarding Countrywide Financial Corporation

     Pursuant to a Form 10-K filed by Countrywide Financial Corporation ("the Company") on February 29, 2008 (Commission File No. 001-8422;
     CIK No. 0000025191), the parent of Countrywide Home Loan Servicing LP, one of the servicers and original loan sellers, the Company stated that various lawsuits alleging claims for derivative relief on behalf of the Company and securities, retirement plan, and other class action suits have recently been brought against us and certain current and former officers, directors and retirement plan administrators in either federal district court in Los Angeles, California, or state superior court in Los Angeles, or state court in Delaware. The
     Company stated that among other things, these lawsuits allege breach of state law fiduciary duties and violation of the federal securities laws and the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company stated that these cases allege, among other things, that the Company did not disclose complete and accurate information about mortgage lending practices and financial condition. The Company stated that shareholder derivative cases brought in federal court are brought on the Company's behalf and do not seek recovery of damages from the Company.

     The Company stated that two consolidated cases alleging claims for derivative relief on behalf of the Company are also pending in federal district court in Delaware, and allege, among other things, that certain of the Company's proxy filings contain incorrect statements relating to the compensation of the Chief Executive Officer.

     The Company stated that various class action lawsuits relating to the proposed merger with Bank of America have been filed in the state courts of California and Delaware on behalf of a proposed class of shareholders against the Company, the Company's directors and Bank of America. The Company stated that the class action lawsuits filed in state court in California have been removed to federal court in Los Angeles and that these lawsuits allege that the Company's directors breached their fiduciary duties to the Company's shareholders by entering into the merger agreement with Bank of America and that Bank of America allegedly aided and abetted those alleged breaches. The Company stated that, similarly, the plaintiffs in the shareholder derivative lawsuits brought in California state and federal court recently have amended their complaints to add similar class action allegations relating to the proposed merger with Bank of America.

     The Company stated that it is difficult to predict the resulting outcome of these proceedings, particularly where investigations and proceedings are in early stages. The Company stated that given the inherent difficulty in predicting the outcome of legal proceedings, the Company cannot estimate losses or ranges of losses for legal proceedings where there is only a reasonable possibility that a loss may be incurred, such as those discussed in the two immediately preceding paragraphs. The Company stated that it provides for potential losses that may arise out of legal proceedings to the extent such losses are deemed probable and can be estimated. The Company stated that although the ultimate outcome of the legal proceedings discussed above cannot be ascertained at this time, the Company believes that any resulting liability will not materially affect the consolidated financial position; such resolution, however, could be material to operating results for a particular future period depending upon the outcome of the proceedings and the operating results for a particular period. The Company stated that its assessment is based, in part, on the existence of insurance coverage.

     Legal Proceedings Regarding Fremont General Corporation

     Pursuant to a Form 8-K filed by Fremont General Corporation (the "Company") (Commission File No.: 001-08007, CIK: 0000038984), parent of Fremont Investment & Loan ("FIL"), the servicer and one of the original loan sellers, on March 5, 2007 (the "March 5th Announcement"), the
     Company stated that on June 2004, the then State of California
     Insurance Commissioner, John Garamendi (the "Commissioner"), as statutory liquidator of Fremont Indemnity Company ("Fremont
     Indemnity"), filed suit in Los Angeles Superior Court against the Company, alleging the improper utilization by the Company of certain net operating loss deductions ("NOLs") allegedly belonging to its Fremont Indemnity subsidiary. The Company stated that this complaint involves issues that were considered resolved in an agreement dated July 2, 2002, among the California Department of Insurance, Fremont Indemnity and the Company (the "Letter Agreement"). According to the announcement, the Letter Agreement was executed on behalf of the California Department of Insurance by the Honorable
     Harry Low, the State of California Insurance Commissioner at that time. On November 22, 2005, upon the Third Amended Complaint, the
     Court dismissed the lawsuit. Shortly thereafter, the Commissioner commenced an appeal.

     According to the March 5th Announcement, on February 28, 2007, the Court of Appeal of the State of California reversed the trial court's dismissal and sent the case back to the trial court for further proceedings. The Company stated that they continue to believe that this lawsuit is without merit and intends to vigorously defend against it.

     In addition, according to the March 5th Announcement, in August 2004, the Commissioner, as statutory liquidator of Fremont Indemnity, filed an additional and separate complaint against the Company on behalf of Fremont Indemnity as successor in interest to Comstock Insurance Company ("Comstock"), a former affiliate of Fremont Indemnity, which was subsequently merged into Fremont Indemnity. This case alleged similar causes of action regarding the usage of Comstock's NOLs as improper transactions with other insurance subsidiaries and affiliates of Fremont Indemnity. This complaint also involves issues that were considered resolved in the Letter Agreement. The Company stated that on April 22, 2005, the Court dismissed, without leave to amend, the entire complaint. Shortly thereafter, the Commissioner appealed.

     According to the March 5th Announcement, on February 28, 2007, the Court of Appeal of the State of California reversed the trial court's dismissal and sent the case back to the trial court for further proceedings. The Company stated that they continue to believe that this lawsuit is without merit and intends to vigorously defend against it.

     Pursuant to a Form 8-K filed on March 8, 2007 (the "March 8th Announcement"), the Company announced that it, FIL and the Company's wholly owned subsidiary, Fremont General Credit Corporation, entered into a voluntary formal agreement, to be designated as a cease and desist order, with the Federal Deposit Insurance Corporation. According to the announcement, the cease and desist order requires, among other things, FIL to cease and desist from the following:

        Operating with management whose policies and practices are detrimental to FIL;

        Operating FIL without effective risk management policies and Procedures in place in relation to FIL's brokered subprime mortgage lending and commercial real estate construction lending businesses;

        Operating with inadequate underwriting criteria and excessive risk in relation to the kind and quality of assets held by FIL;

        Operating without an accurate, rigorous and properly documented methodology concerning its allowance for loan and lease losses;

        Operating with a large volume of poor quality loans;

        Engaging in unsatisfactory lending practices;

        Operating without an adequate strategic plan in relation to the volatility of FIL's business lines and the kind and quality of assets held by FIL;

        Operating with inadequate capital in relation to the kind and quality of assets held by FIL;

        Operating in such a manner as to produce low and unsustainable earnings;

        Operating with inadequate provisions for liquidity in relation to the volatility of FIL's business lines and the kind and quality of assets held by FIL;

        Marketing and extending adjustable-rate mortgage products to subprime borrowers in an unsafe and unsound manner that greatly increases the risk that borrowers will default on the loans or otherwise cause losses to FIL, including (1) adjustable-rate mortgage products that qualify borrowers for loans with low initial payments based on an introductory rate that will expire after an initial period, without adequate analysis of the borrower's ability to repay at the fully indexed rate, (2) adjustable-rate mortgage products containing features likely to require frequent refinancing to maintain affordable monthly payment or to avoid foreclosure, and
        (3) loans or loan arrangements with loan-to-value ratios approaching or exceeding 100 percent of the value of the collateral;

        Making mortgage loans without adequately considering the borrower's ability to repay the mortgage according to its terms;

        Operating in violation of Section 23B of the Federal Reserve Act, in that

        FIL engaged in transactions with its affiliates on terms and under circumstances that in good faith would not be offered to, or would not apply to, nonaffiliated companies; and

        Operating inconsistently with the Federal Deposit Insurance Corporation's Interagency Advisory on Mortgage Banking and Interagency Expanded Guidance for Subprime Lending Programs.

     According to the March 8th Announcement, the Company stated that the cease and desist order also requires FIL to take a number of steps, including (1) having and retaining qualified management; (2) limiting the Company's and Fremont General Credit Corporation's representation on FIL's board of directors and requiring that independent directors comprise a majority of FIL's board of directors; (3) revising and implementing written lending policies to provide effective guidance and control over FIL's residential lending function; (4) revising and implementing policies governing communications with consumers to ensure that borrowers are provided with sufficient information;
     (5) implementing control systems to monitor whether FIL's actual practices are consistent with its policies and procedures; (6) implementing a third-party mortgage broker monitoring program and plan;
     (7) developing a five-year strategic plan, including policies and procedures for diversifying FIL's loan portfolio; (8) implementing a policy covering FIL's capital analysis on subprime residential loans;
     (9) performing quarterly valuations and cash flow analyses on FIL's residual interests and mortgage servicing rights from its residential lending operation, and obtaining annual independent valuations of such interests and rights; (10) limiting extensions of credit to certain commercial real estate borrowers; (11) implementing a written lending and collection policy to provide effective guidance and control over FIL's commercial real estate lending function, including a planned material reduction in the volume of funded and unfunded non-recourse lending and loans for condominium conversion and construction as a percentage of Tier I capital; (12) submitting a capital plan that will include a Tier I capital ratio of not less than 14% of FIL's total assets; (13) implementing a written profit plan;
     (14) limiting the payment of cash dividends by FIL without the prior written consent of the Federal Deposit Insurance Corporation and the Commissioner of the California Department of Financial Institutions;
     (15) implementing a written liquidity and funds management policy to provide effective guidance and control over FIL's liquidity position and needs; (16) prohibiting the receipt, renewal or rollover of brokered deposit accounts without obtaining a Brokered Deposit Waiver approved by the Federal Deposit Insurance Corporation; (17) reducing adversely classified assets; and (18) implementing a comprehensive plan for the methodology for determining the adequacy of the allowance for loan and lease losses.

     Pursuant to the March 8th Announcement, the Company announced that it has consented to the terms of the cease and desist order issued by the Federal Deposit Insurance Corporation without admitting to the allegations contained in the cease and desist order.

     Pursuant to a Form 8-K filed on October 5, 2007 (the "October 5th Announcement"), the Company, doing business primarily through its wholly-owned industrial bank, FIL (collectively, "Fremont"), issued a press release responding to the lawsuit filed against Fremont by the Massachusetts Attorney General's office. According to the October 5th Announcement, the Massachusetts Attorney General's Office announced the filing of a lawsuit in Massachusetts Superior Court for Suffolk County on behalf of borrowers in Massachusetts, alleging that Fremont engaged in unfair or deceptive practices in connection with origination and servicing of residential mortgage loans. The complaint seeks injunctive relief and equitable relief for Massachusetts borrowers and civil penalties. Fremont stated that they believes the lawsuit is without merit and will defend itself vigorously.

     In addition, pursuant to a Form 10-Q filed on November 9, 2007 by the Company, the parent of Fremont, the original loan seller and servicer, on October 23, 2007, Morgan Stanley Mortgage Capital Holdings LLC filed a lawsuit in the United States District Court for the Southern District of New York against Fremont alleging breaches with respect to residential mortgage loans it sold to Morgan Stanley Mortgage Capital Holdings LLC between May 1, 2005 and December
     28, 2006. The complaint alleges damages of at least $10 million.

     Pursuant to a Form 8-K filed on January 14, 2008 (the "January
     14th Announcement") by the Company, the Company stated that on January 8, 2008, a purported shareholder derivative complaint, entitled Frank Taylor, Jr. vs. Fremont General Corporation, et al., was filed in the United States District Court for the Central District of California. The Company stated that the derivative complaint was brought for the benefit of the Company against former members of the Company and alleges that all of such individuals breached their fiduciary duties, resulting in substantial monetary losses and other damages to the Company, and that the former Chairman of the Board engaged in insider trading and was thereby unjustly enriched.

     In addition, pursuant to the January 14th Announcement, the Company stated that the derivative complaint seeks, among other things, (i) unspecified damages equal to the amount by which the Company has been damaged by the defendants as a result of their breach of fiduciary duties; (ii) the establishment of a constructive trust in favor of the Company for both the amount of proceeds received by the former Chairman from both the sale of his Company common stock during the period specified in the complaint as well as for proceeds otherwise derived from his service as a director and/or executive officer of the Company; (iii) an order requiring the former Chairman to disgorge to the Company all proceeds derived from his sale of the Company common stock during the period specified in the complaint in addition to all proceeds otherwise derived from his service as a director and/or executive officer of the Company; (iv) the establishment of a constructive trust in favor of the Company for proceeds derived from the service by the former President and Chief Executive Officer and Executive Vice President and Chief Operating Officer as directors and/or executive officers of the Company; and (v) an award to the plaintiff of costs and disbursements of action, including reasonable attorneys' and experts' fees, costs and expenses.

     On February 25, 2008, Judge Ralph D. Gants, in Massachusetts Suffolk Superior Court, granted a preliminary injunction against Fremont. The order prohibits Fremont from initiating or advancing foreclosures on loans that are "presumptively unfair."

     Under the terms of the injunction, Fremont must provide the Massachusetts Attorney General's Office with at least a 30-day notice of all foreclosures it intends to initiate for the approximately 2,200 loans that Fremont still owns and services, and allow the Attorney General an opportunity to object to the foreclosure going forward. If Fremont has issued a loan that is considered "presumptively unfair," and the borrower occupies the property as his or her principal dwelling, the Attorney General has 45-days to object to the foreclosure. A loan is "presumptively unfair" if it possesses the following characteristics:

        The loan is an adjustable rate mortgages with an introductory period of three years or less:

        The loan has an introductory or "teaser" interest rate that is at least three percent lower than the fully-indexed rate (the relevant index at the time of origination plus the margin specified in the mortgage note);

        The borrower has a debt-to-income ratio (the ratio between the borrower's monthly debt payments, including the monthly mortgage payment, and the borrower's monthly income) that would have exceeded 50% if Fremont had measured the debt, not by the debt due under the teaser rate, but by the debt due under the fully-indexed rate;
        and

        Fremont extended 100% financing or the loan has a substantial prepayment penalty or penalty that lasts beyond the introductory period.

     After the notice and objection process, Fremont may only proceed with a foreclosure to which the Attorney General objects if Fremont files a request with the court, and the court reviews the matter and agrees that a foreclose is appropriate. In considering whether to allow the foreclosure, the court will consider, among other factors, whether the loan is unfair and whether Fremont has taken reasonable steps to work out the loan and avoid foreclosure. The preliminary injunction does not release borrowers from their monthly mortgage obligations.

     The Attorney General's Office filed suit on October 5, 2007, in Suffolk Superior Court against Fremont based on the defendant's alleged unfair and deceptive loan origination and sales conduct.
     The complaint specifically alleges that the company was selling risky loan products that it knew was designed to fail, such as 100% financing loans and "no documentation" loans. The complaint further alleges that the company sold these loans through third party brokers and provided financial incentives to these brokers to sell high cost products. In addition to injunctive relief, the Attorney General's Office is seeking civil penalties and restitution.

     Pursuant to a Form 8-K filed on March 28, 2008 (the "March 28th Announcement") by the Company, the Company stated that on March 26, 2008 the Federal Deposit Insurance Corporation ("FDIC"), with the concurrence of the California Department of Financial Institutions, issued a Supervisory Prompt Corrective Action Directive ("Directive") to FIL, to the Company and to Fremont General Credit Corporation ("FGCC"), the Company's wholly-owned subsidiary and direct parent to FIL. According to the March 28th Announcement, the Directive requires FIL, the Company and FGCC to take one or more of the following actions to recapitalize
     FIL within 60 days, or by May 26, 2008:

        FIL shall sell enough voting shares or obligations of FIL so that FIL will be "adequately capitalized, " as defined under the Federal Deposit Insurance Act and the related FDIC regulations, after the sale; and/or

        FIL shall accept an offer to be acquired by a depository institution holding company or combine with another insured depository institution; and

        The Company and FGCC shall divest themselves of FIL.

     According to the March 28th Announcement, the Company states that in the Directive, the FDIC has categorized FIL as being an "undercapitalized" depository institution, as defined under the Federal Deposit Insurance Act and FDIC rules and regulations. Additionally, the Company stated that the Directive also sets forth certain limitations and restrictions on FIL and its business. The Company stated that the Directive restricts the interest rates that FIL may pay on deposits to prevailing rates paid on deposits of comparable amounts and maturities paid by other FDIC insured depository institutions in the State of California. In addition, the Company stated that FIL is not permitted to make any capital distributions to the Company, FGCC or any affiliate of FIL, or to pay bonuses or increase the compensation of any director or officer of FIL. The Directive further restricts transactions between FIL and its affiliates.

     Legal Proceedings Regarding NC Capital Corporation

     Pursuant to a Form 8-K filed on February 21, 2007 (the "February 21st 8-K") by New Century Financial Corporation ("NCFC") (Commission File No. 001-32314; CIK No. 00001287286), the parent of NC Capital Corporation, one of the original loan sellers, NCFC stated that on February 14, 2007, NCFC was served with the complaint for a purported securities class action (the "Original Complaint") filed in the United States District Court for the Central District of California against NCFC and certain of its officers and directors. NCFC stated that the complaint alleges that NCFC and the other named defendants violated federal securities laws by issuing false and misleading statements and failing to disclose material facts about NCFC, which resulted in artificially inflated market prices of NCFC's common stock, and that the plaintiff and the purported class members purchased the registrant's stock at these artificially inflated market prices between April 7, 2006 and February 7, 2007.
      NCFC stated that the complaint seeks money damages in favor of its purported class of purchasers of NCFC's securities, the costs and expenses of the action and other relief that may be granted by the court.

     In addition, pursuant to the February 21st 8-K, NCFC stated that nine additional purported class actions were filed in the United States District Court for the Central District of California between February 8, 2007 and February 20, 2007. NCFC stated that these complaints present in large degree the same legal and factual issues as the Original Complaint and allege various class periods, the longest of which is from April 7, 2006 to February 7, 2007.

     Pursuant to a Form 8-K filed by NCFC on March 13, 2007 (the
     "March 13th 8-K"), NCFC stated that on February 28, 2007, NCFC received a letter from the United States Attorney's Office for the Central District of California (the "U.S. Attorney's Office") indicating that it was conducting a criminal inquiry under the federal securities laws in connection with trading in NCFC's securities, as well as accounting errors regarding NCFC's allowance for repurchase losses. NCFC stated that it has subsequently received a grand jury subpoena requesting production of certain documents. NCFC stated that it intends to cooperate with the requests of the U.S. Attorney's Office.

     In addition, pursuant to the March 13th 8-K, NCFC stated that on March 12, 2007, it received a letter from the staff of the Pacific Regional Office of the Securities Exchange Commission stating that the staff was conducting a preliminary investigation involving NCFC and requesting production of certain documents. NCFC stated that the staff of the SEC had also previously requested a meeting with NCFC to discuss the events leading up to NCFC's previous announcement of the need to restate certain of its historical financial statements.

     Pursuant to a Form 8-K filed by NCFC on March 14, 2007 (the "March
     14th 8-K"), NCFC stated that on March 13, 2007, NCFC and certain of its subsidiaries received cease and desist orders from regulators in the States of Massachusetts, New Hampshire, New Jersey and New York (the "March 13 Orders"). NCFC stated that the cease and desist orders contain allegations that certain of NCFC's subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after a mortgage closing, failure to meet certain financial requirements, including net worth and available liquidity, and failure to timely notify the state regulators of defaults and terminations under certain of its financing arrangements. NCFC stated that the cease and desist orders seek to restrain the subsidiaries from taking certain actions, including, among others, engaging in further violations of state law, taking new applications for mortgage loans in the relevant jurisdiction, and paying dividends or bonuses to officers, directors or shareholders of the applicable subsidiaries. NCFC stated that the cease and desist orders also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. NCFC stated that certain of the cease and desist orders also require one or more of the subsidiaries to show cause why their license should not be revoked or why administrative penalties should not be assessed. NCFC stated that the cease and desist orders generally become permanent if not promptly appealed by the applicable subsidiaries.

     Pursuant to a Form 8-K filed on March 19, 2007 (the "March 19th 8-K"), NCFC stated that on March 14 and 15, 2007, NCFC received additional cease and desist orders from the States of Connecticut, Maryland,
     Rhode Island and Tennessee (collectively, the "March 14-15 Orders"). NCFC stated that consistent with the March 13 Orders, the March
     14-15 Orders contain allegations that certain of NCFC's subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. Additionally, pursuant to the March 19th 8-K, NCFC stated that on
     March 14, 2007, New century Mortgage Corporation ("NCMC") and Home123 Corporation, an indirect wholly owned subsidiary of NCFC ("Home123"), entered into a Consent Agreement and Order, dated March 14, 2007, with the Commonwealth of Pennsylvania Department of Banking, Bureau
     of Supervision and Enforcement (the "Consent Agreement").   NCFC
     stated that consistent with the March 13 Orders, the March 14-15
     Orders and the Consent Agreement seek to restrain NCFC's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. NCFC stated that the March 14-15 Orders and the Consent Agreement also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. NCFC stated that certain of the March 14-15 Orders also seek to revoke the licenses of one or more of NCFC's subsidiaries or assess administrative penalties. NCFC stated that the March 14-15 Orders generally become permanent if not promptly appealed by the applicable subsidiaries.

     Additionally, pursuant to the March 19th 8-K, NCFC stated that in connection with a civil action filed against NCFC, NCMC and Home123 (collectively, the "Defendants") in an Ohio state court
     (the "Complaint") by the Attorney General of Ohio and the Ohio Division of Commerce, Division of Financial Institutions on March
     14, 2007, that Ohio state court issued a temporary restraining order, which was subsequently modified by the court on March 16, 2007, against the Defendants (as modified, the "TRO"). NCFC stated that the Complaint and the TRO contain allegations that the Defendants have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. NCFC stated that the TRO restrains the Defendants from taking certain actions, including, among others, (i) engaging in violations of state law,
     (ii) soliciting applicants and taking new applications for mortgage loans in Ohio and (iii) initiating, prosecuting or enforcing foreclosure actions in Ohio. NCFC stated that the TRO also requires the Defendants to confer with the Ohio Attorney General and Division of Commerce by March 22, 2007 regarding the treatment of Ohio loans that are more than 60 days delinquent and are held for sale. NCFC stated that the restraints imposed by the TRO could further harm NCFC's business.

     Pursuant to a Form 8-K filed on March 20, 2007 (the "March 20th 8-K"), NCFC stated that as disclosed above, NCFC has received cease and desist orders from several states and entered into a consent agreement with one state (the "Previous Orders and Consent Agreement"). NCFC stated that on March 16, 2007, NCFC received additional cease and desist orders from the State of California (the "California Orders") and certain of NCFC's subsidiaries entered into consent agreements with the State of Florida's Office of Financial Regulation and the State of Washington's Department of Financial Institutions, respectively, each dated March 16, 2007
     (the "March 16 Agreements" and together with the California Orders, the "March 16 Orders and Consent Agreements").

     Pursuant to the March 20th 8-K, NCFC stated that consistent with the Previous Orders and Consent Agreement, the March 16 Orders and
     Consent Agreements contain allegations that certain of NCFC's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. NCFC stated that consistent with the Previous Orders and Consent
     Agreement, the March 16 Orders and Consent Agreements seek to restrain NCFC's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. NCFC stated that the March 16 Orders and Consent Agreements also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. NCFC stated that the California Orders become permanent if not promptly appealed by the applicable subsidiaries.

     In addition, NCFC stated that on March 16, 2007, Home123 received a suspension order (the "Suspension Order") from the State of New York Banking Department. NCFC stated that the Suspension Order contains allegations similar to those included in the March 13 Order and further provides that Home123's mortgage banking license in the State of New York has been suspended for a period not exceeding 30 days, pending investigation.

     Pursuant to a Form 8-K filed on March 22, 2007 (the "March 22nd 8-K"), NCFC stated that on March 20, 2007, certain of NCFC's subsidiaries entered into a consent agreement with the State of Maine's Office of Consumer Credit Regulation (the "March 20 Consent Agreement").
     NCFC stated that consistent with the Previous Orders and Consent Agreements, the March 20 Consent Agreement contains allegations that certain of NCFC's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. NCFC stated that consistent with the Previous Orders and Consent Agreements, the March 20 Consent Agreement seeks to restrain NCFC's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction.
     NCFC stated that the March 20 Consent Agreement also seeks to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

     Pursuant to a Form 8-K filed on March 28, 2007 (the "March 28th
     8-K"), NCFC stated that on March 27, 2007, NCFC signed consent agreements with the State of Idaho's Department of Finance, the State of Iowa's Superintendent of Banking, the State of Michigan's Office of Financial and Insurance Services and the State of Wyoming's
     Banking Commissioner (the "Additional Consent Agreements"). NCFC stated that although NCFC has signed the Additional Consent Agreements and expects to comply with their terms, NCFC has not yet received counterpart signatures from the respective states and accordingly such Additional Consent Agreements may not be binding on the respective states. NCFC stated that consistent with the Previous Orders and Consent Agreements, the Additional Consent Agreements contain allegations that certain of NCFC's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. NCFC stated that consistent with the Previous Orders and Consent Agreements, the Additional Consent Agreements restrain NCFC's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. NCFC stated that The Additional Consent Agreements also compel the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any up front fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

     Pursuant to a Form 8-K filed on March 30, 2007 (the "March 30th
     8-K"), NCFC stated that as disclosed above, on March 14, 2007, the Attorney General of Ohio and the Ohio Department of Commerce, Division of Financial Institutions (together, the "State") filed a lawsuit against NCFC and certain of its subsidiaries (collectively with NCFC, the "Defendants") in Ohio state court (the "Ohio Complaint"). NCFC stated that the Ohio Complaint alleges that NCFC has engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. NCFC stated that on March 14, 2007, the court granted the State's motion to enter a temporary restraining order, which was subsequently modified by the court on March 16, 2007, against the Defendants (as modified, the "TRO").
     NCFC stated that the TRO restrained the Defendants from taking certain actions, including, among others, (i) engaging in violations of state law, (ii) soliciting applicants and taking new applications for mortgage loans in Ohio and (iii) initiating, prosecuting or enforcing foreclosure actions in Ohio. NCFC stated that the TRO required the parties to confer with respect to restrictions regarding foreclosure action and the sale, transfer or assignment of loans more than 60 days delinquent.

     In addition, pursuant to the March 30th 8-K, NCFC stated that on March 26, 2007, the Defendants filed a Motion for Dissolution of Modified Temporary Restraining Order and Motion for an Emergency Hearing, and Opposition to a Preliminary Injunction. NCFC stated that on March 28, 2007, the Defendants and the State reached agreement on a Stipulated Preliminary Injunction effective for 90 days, which was entered by the court. NCFC stated that the Stipulated
     Preliminary Injunction replaces the TRO and provides for a stay of the litigation for 90 days. NCFC stated that the Stipulated Preliminary Injunction restrains the Defendants from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans. NCFC stated that the Stipulated Preliminary Injunction also compels the Defendants to take certain actions, including the transfer to other lenders of any outstanding mortgage applications and unfunded mortgage loans, the placement in escrow of any upfront fees collected in connection with pending mortgage applications, and the provision of regular information to the State regarding NCFC's activities in Ohio, including the status of all outstanding mortgage applications and unfunded mortgage loans. NCFC stated that the Stipulated
     Preliminary Injunction also requires the Defendants to submit certain categories of loans (and related information) as to which it intends to foreclose to the State for the State to review. NCFC stated that the State may object for cause to NCFC proceeding with a particular foreclosure and if NCFC is unable to convince the State to permit it to proceed, the foreclosure will not proceed for the duration of the Stipulated Preliminary Injunction. NCFC stated that the Stipulated Preliminary Injunction also provides for the State to review and object for cause to the Defendants selling, transferring or assigning certain categories of loans that are more than 60 days delinquent.

     In addition, pursuant to the March 30th 8-K, NCFC stated that in the event that the State or the Defendants believe the other is not acting in good faith, the Stipulated Preliminary Injunction provides that the complaining party should notify the other of such concern and if the concern is not resolved, then either party may notify the other of their intent to file a motion with the court to terminate the Stipulated Preliminary Injunction and request to reschedule the previously canceled preliminary injunction hearing. NCFC stated that the Stipulated Preliminary Injunction provides that in such event neither party will object to the scheduling of a prompt preliminary injunction hearing or the termination of the Stipulated Preliminary Injunction at such a preliminary injunction hearing.

     Pursuant to a Form 8-K filed on April 6, 2007 (the "April 6th 8-K"), NCFC stated that on April 2, 2007, NCFC announced that it and several of its subsidiaries, including New Century TRS Holdings, Inc.,
     NCMC, NC Capital Corporation, Home123 Corporation, New Century
     Credit Corporation, NC Asset Holding, L.P., NC Residual III Corporation, NC Residual IV Corporation, New Century R.E.O.
     Corp., New Century R.E.O. II Corp., New Century R.E.O. III
     Corp., New Century Mortgage Ventures, LLC, NC Deltex, LLC and NCoral, L.P. (collectively, the "Debtors") filed voluntary petitions (the "Bankruptcy Filings") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the
     United States Bankruptcy Court for the District of Delaware
     (the "Bankruptcy Court"). NCFC stated that these bankruptcy cases (the "Bankruptcy Cases") are being jointly administered in the Bankruptcy Court under the caption "In re New Century TRS Holdings, Inc., et al., Case No. 07-10416" before the Honorable Kevin J.
     Carey, United States Bankruptcy Judge. NCFC stated that the
     Debtors will continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy
     Code and orders of the Bankruptcy Court.

     Pursuant to a Form 8-K filed on April 16, 2007 (the "April 16th 8-K"), NCFC stated that the Commonwealth of Massachusetts Office of the Attorney General issued a Civil Investigation Demand to NCFC, which requests certain documents relating to NCFC's loan origination business practices in connection with an investigation conducted pursuant to the Attorney General's authority to enforce consumer protection statutes.

     Pursuant to a Form 8-K filed on July 5, 2007 (the "July
     5th 8-K"), NCFC stated that on June 21, 2007 the staff of the Pacific Regional Office of the Securities Exchange Commission (the "Commission") orally advised NCFC's outside counsel that the Commission had issued a formal order of investigation with respect to its investigation of NCFC.

     In addition, pursuant to the July 5th 8-K, NCFC stated that on June 29, 2007, NCFC was served with a complaint for declaratory judgment and other equitable relief (the "Complaint") that was filed on June 20, 2007, in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") against NCFC, certain of its subsidiaries and certain of its directors. NCFC stated that the Complaint seeks a declaratory judgment on behalf of a purported class consisting of beneficiaries
     (the "Beneficiaries") of the New Century Financial Corporation Deferred Compensation Plan and the New Century Financial Corporation Supplemental Executive Retirement/Savings Plan (collectively, the "Plans") that, among other things, the Beneficiaries are a class, that the Plans' assets are held in trust for the exclusive benefit of the Beneficiaries, that the Plans' assets are not the property of NCFC's or any of its subsidiaries' bankruptcy estates, and that the Plans' assets be distributed to the Beneficiaries.

     In addition, pursuant to a Form 8-K filed on December 14, 2007
     (the "December 14th 8-K"), NCFC stated that the Bankruptcy Court entered an order establishing August 31, 2007, as the last date
     (the "Claim Bar Date") for all persons and entities holding or wishing to assert bankruptcy claims against NCFC and certain of its debtor-in-possession subsidiaries (collectively with NCFC, the "Debtors") to file a proof of claim form. According to the December 14th 8-K, NCFC stated that through the Claim Bar Date, the dollar amount of claims filed against the Debtors exceeded $32 billion.
     NCFC stated that the Debtors are in the preliminary stages of their review of these claims and based on their preliminary review believe that certain of these claims will be subject to objection as being duplicative, overstated, based upon contingencies that have not occurred, or because they otherwise do not state a valid claim.
     NCFC stated that the foregoing amount does not include claims that were filed without a specified dollar amount, referred to as unliquidated claims, and claims that were filed after the claim bar date.


     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     The information regarding this Item has been previously filed in a 424(b)(5) filed on February 28, 2007 (Commission File
     No. 333-130694-21).

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     See Exhibit 33 and 34.

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35.

                                     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

        (1) Not Applicable.

        (2) Not Applicable.

        (3)

        Exhibit 4 was filed as part of the Registrant's Current Report on Form 8-K filed on March 15, 2007 (Commission File No. 333-130694-21) and is incorporated by reference herein.

        Exhibit 4 Pooling and Servicing Agreement, dated as of February 1, 2007, by and among Morgan Stanley ABS Capital I Inc., as depositor, Saxon Mortgage Services, Inc., as a servicer, Countrywide Home Loans Servicing LP, as a servicer, Wells Fargo Bank, National Association, as custodian, NC Capital Corporation, as responsible party, and Deutsche Bank National Trust Company, as trustee.

        Exhibit 31 Rule 13a-14(d)/15d-14(d) Certification.

        Exhibit 33.1 Saxon Mortgage Services, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.2 First American Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.3 Southwest Business Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.4 FIS Tax Services' Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.5 Countrywide Home Loans Servicing LP's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.6 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.7 Wells Fargo Bank, National Association's as custodian Annual Report on Assessment of Compliance for Year End
        December 31, 2007.

        Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Saxon Mortgage Services, Inc.'s (Exhibit 33.1) for Year End December 31, 2007.

        Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for First American Corporation's Report
       (Exhibit 33.2) for Year End December 31, 2007.

        Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Southwest Business Corporation's Report
       (Exhibit 33.3) for Year End December 31, 2007.

        Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for FIS Tax Services' Report (Exhibit 33.4) for Year End December 31, 2007.

        Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Countrywide Home Loans Servicing LP's (Exhibit 33.5) for Year End December 31, 2007.

        Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report
       (Exhibit 33.6) for Year End December 31, 2007.

        Exhibit 34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association's as custodian (Exhibit 33.7) for Year End December 31, 2007.

        Exhibit 35.1 Saxon Mortgage Services, Inc.'s Annual Statement of Compliance for Year End December 31, 2007.

        Exhibit 35.2 Countrywide Home Loans Servicing LP's Annual Statement of Compliance for Year End December 31, 2007.

     (b) See (a) above.

     (c) Not Applicable.






                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             By: Morgan Stanley ABS Capital I Inc.,
                                 as Depositor on behalf of the Registrant



                                      By:  /s/ Steven Shapiro
                                           Steven Shapiro
                                           Vice President
                                          (Senior Officer in Charge of
                                           Securitization of the Depositor)



     Date: March 28, 2008



     EXHIBIT INDEX

     Exhibit Document

        Exhibit 4 was filed as part of the Registrant's Current Report on Form 8-K filed on March 15, 2007 (Commission File No. 333-130694-21) and is incorporated by reference herein.

        Exhibit 4 Pooling and Servicing Agreement, dated as of February 1, 2007, by and among Morgan Stanley ABS Capital I Inc., as depositor, Saxon Mortgage Services, Inc., as a servicer, Countrywide Home Loans Servicing LP, as a servicer, Wells Fargo Bank, National Association, as custodian, NC Capital Corporation, as responsible party, and Deutsche Bank National Trust Company, as trustee.

        Exhibit 31 Rule 13a-14(d)/15d-14(d) Certification.

        Exhibit 33.1 Saxon Mortgage Services, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.2 First American Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.3 Southwest Business Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.4 FIS Tax Services' Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.5 Countrywide Home Loans Servicing LP's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.6 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.7 Wells Fargo Bank, National Association's as custodian Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Saxon Mortgage Services, Inc.'s (Exhibit 33.1) for Year End December 31, 2007.

        Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for First American Corporation's Report (Exhibit 33.2) for Year End December 31, 2007.

        Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Southwest Business Corporation's Report (Exhibit 33.3) for Year End December 31, 2007.

        Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for FIS Tax Services' Report (Exhibit 33.4) for Year End December 31, 2007.

        Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Countrywide Home Loans Servicing LP's (Exhibit 33.5) for Year End December 31, 2007.

        Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust
        Company's Report (Exhibit 33.6) for Year End December 31, 2007.

        Exhibit 34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association's as custodian (Exhibit 33.7) for Year End December 31, 2007.

        Exhibit 35.1 Saxon Mortgage Services, Inc.'s Annual Statement of Compliance for Year End December 31, 2007.

        Exhibit 35.2 Countrywide Home Loans Servicing LP's Annual
        Statement of Compliance for Year End December 31, 2007.